Form 10-Q
period 2010-11-30
China Transportation Acquisition Corp.
filed 2011-01-14
CIK 1486787

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54053

CHINA TRANSPORTATION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	68-0679617
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

9 Division Street, Apt. 201, New York, NY 10022
(Address of principal executive offices)

(646) 386-2351
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000,000 shares of common stock, par value $.0001 per share, outstanding as of January 14, 2011.

CHINA TRANSPORTATION ACQUISITION CORP.
(A Development Stage Company)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of November 30, 2010 (Unaudited) and May 31, 2010	1

	Statements of Operations (Unaudited) for the Three Months and Six Ended November 30, 2010 and November 30, 2009 and for the Cumulative Period from August 14, 2009 (Inception) through November 30, 2010	2

	Statements of Cash Flows (Unaudited) for the Six Months Ended November 30, 2010 and November 30, 2009 and for the Cumulative Period from August 14, 2009 (Inception) through November 30, 2010	3

	Statement of Changes in Stockholder’s Deficit for the period August 14, 2009 (Inception) November 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

Item 1. Financial Statements

China Transportation Acquisition Corp.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2010 (Unaudited)	May 31, 2010

ASSETS
Current Assets	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Other payables	$27,408	$9,192
Total Liabilities	27,408	9,192

Stockholder’s Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; 0 shares outstanding	0	0
Common Stock-$0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	24,900	24,900
Subscription Receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(27,408)	(9,192)

Total Stockholder’s Deficit	(27,408)	(9,192)

Total Liabilities and Stockholder’s Deficit	$0	$0

See accompanying notes to financial statements

China Transportation Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended November 30, 2010	Six months Ended November 30, 2010	Three months Ended November 30, 2009	Period from August 14, 2009 (Inception) to November 30, 2009	Period from August 14, 2009 (Inception) to November 30, 2010

General and administrative expenses	$7,517	$18,216	$3,000	$8,532	$27,408

Total expenses	7,517	18,216	3,000	8,532	27,408

Net loss	$(7,517)	$(18,216)	(3,000)	$(8,532)	$(27,408)

Basic and diluted net loss per share	$(0.008)	$(0.018)	$(0.046)	$(0.154)	$(0.035)
Weighted-Average Common Shares Outstanding	1,000,000	1,000,000	65,934	55,556	784,355

See accompanying notes to financial statements

China Transportation Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended November 30, 2010	Period from August 14, 2009 (Inception) to November 30, 2009	Period from August 14, 2009 (Inception) to November 30, 2010

Cash Flows from Operating Activities:
Net loss	$(18,216)	$(8,532)	$(27,408)
Adjustments to reconcile net loss to net cash from operating activities:
Other payables	18,216	8,532	27,408
Net Cash Provided by Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$0	$0	$0

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Subscription receivable for issuance of common stock			$25,000

See accompanying notes to financial statements

China Transportation Acquisition Corp.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S DEFICIENCY

	Common Stock		Additional Paid-in	Subscription	Accumulated

	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0
Issuance of common stock	1,000,000	100	24,900	(25,000)	0	0
Net loss					(9,192)	(9,192)

Balance at May 31, 2010	1,000,000	100	24,900	(25,000)	(9,192)	(9,192)
Net loss (Unaudited)					(18,216)	(18,216)

Balance at November 30, 2010 (Unaudited)	1,000,000	$100	$24,900	$(25,000)	$(27,408)	$(27,408)

See accompanying notes to financial statements

China Transportation Acquisition Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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

Fiscal Year

The Company’s fiscal year ends on May 31.

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (August 14, 2009) to November 30, 2010.

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

3. INCOME TAX

	As of August 31, 2010 (Unaudited)	As of May 31, 2010
Deferred tax assets consist of:
Net operating loss carry forward	$514	$81
Start-up costs capitalized for tax purposes	3,597	1,298

Gross deferred tax assets	4,111	1,379
Valuation allowance	(4,111)	(1,379)

Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of November 30, 2010, the Company has a net operating loss carry forward of $3,428 for tax purpose, which expires in 2029.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

4. STOCKHOLDER’S DEFICIENCY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock. These shares are divided into two classes with 100,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.

On November 24, 2009, the Company issued 1,000,000 shares of common stock (par value $0.0001 per share) to Elite Talent Limited for an aggregate purchase price of $25,000 which has not yet been paid.

5. OTHER PAYABLES

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

          As of the date of this filing we have no funds in our treasury. We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by or advanced to us by other investors or other third parties. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or third party advances, however there is no assurance of additional funding being available.

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

          The Company anticipates that the selection of a business combination will be complex and extremely risky. Through industry publications, such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

          The Company has had no assets since inception. The Company has $27,408 in current liabilities as of November 30, 2010, comprised of accrued expenses payable. This compares to the Company’s current liabilities equal to $9,192 as of May 31, 2010, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The Company had no cash flows for the six months ended November 30, 2010, for the period from August 14, 2009 (Inception) to November 30, 2009, and for the cumulative period from August 14, 2009 (Inception) through November 30, 2010.

          The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to pay its bills and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain third parties, including Guangdong Wealth Guarantee Co, Ltd. and Guangdong Small and Medium Sized Enterprise Financial Promotion Association, each of which seek to assist small and medium sized businesses in China going public, to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through November 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the three and six months ended November 30, 2010, the Company had a net loss of $7,517 and $18,216, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

          For the three months ended November 30, 2009, the Company had a net loss of 3,000, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

          For the period from August 14, 2009 (Inception) through November 30, 2009 and the cumulative period from August 14, 2009 (Inception) through November 30, 2010, the Company had a net loss of $8,532 and $27,408, respectively, comprised of legal accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

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

          As of November 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

          There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

         None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Removed and Reserved.

Item 5. Other Information.

          None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2009.

*3.2	By-Laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

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

CHINA TRANSPORTATION ACQUISITION CORP.

Dated: January 14, 2011	By:	/s/ Xie Le Shan

Xie Le Shan President and Director Principal Executive Officer Principal Financial Officer