Form 10-Q
period 2011-04-14
China Transportation Acquisition Corp.
filed 2011-04-14
CIK 1486787

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                Large accelerated filer     [  ]

 Accelerated filer                      [  ]

 Non-accelerated filer        [  ]

 Smaller reporting company    [X].

                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 14, 2011.

CHINA TRANSPORTATION ACQUISITION CORP.

(A Development Stage Enterprise)

- INDEX -

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Balance Sheets as of February 28, 2011 (Unaudited) and May 31, 2010

1

          Statements of Operations (Unaudited) for the Three and Nine Months Ended                               2

                 February 28, 2011, the Three Months Ended February 28, 2010, the Period from

          August 14, 2009 (Inception) to February 28, 2010 and for the Cumulative Period from

          August 14, 2009 (Inception) to February 28, 2011

Statements of Cash Flows (Unaudited) for the Nine Months Ended

3

   February 28, 2011, the Period from August 14, 2009 (Inception) to February 28, 2010 and for the Cumulative Period from August 14, 2009 (Inception) to February 28, 2011

          Statement of Changes in Stockholder’s Deficit for the period from

4

          August 14, 2009 (Inception) to February 28, 2011

Notes to Financial Statements

 5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures

13

PART II – OTHER INFORMATION:

Item 1.

Legal Proceedings

13

Item 1A.  Risk Factors

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Removed and Reserved

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

Item 1. Financial Statements

China Transportation Acquisition Corp.

(A Development Stage Company)

BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(Unaudited)
ASSETS
Current Assets	$ 0	$ 0
Total Assets	$ 0	$ 0
LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities
Other payables	$ 31,961	$ 9,192
Total Liabilities	31,961	9,192
Stockholder's Deficit
Preferred Stock- $0.0001 par value; 10,000,000 authorized shares; 0 shares outstanding	0	0
Common Stock- $0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Additional Paid-in capital	24,900	24,900
Subscription Receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(31,961)	(9,192)
Total Stockholder's Deficit	(31,961)	(9,192)
Total Liabilities and Stockholder's Deficit	$ 0	$ 0

See accompanying notes to financial statements

China Transportation Acquisition Corp.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months February 28, 2011	Nine months February 28, 2011	Three months February 28, 2010	Period from August 14, 2009 (Inception) to February 28, 2010	Period from August 14, 2009 (inception) to February 28, 2011
General and administrative expenses	$ 4,553	$ 22,769	$ 0	$ 8,532	$ 31,961
Total expenses	4,553	22,769	0	8,532	31,961
Net Loss	$ (4,553)	$ (22,769)	0	$ (8,532)	$ (31,961)
Basic and diluted net loss per share	$ (0.005)	$ (0.023)	0	$ (0.018)
Weighted-Average
Common Shares	1,000,000	1,000,000	1,000,000	484,848
Outstanding

See accompanying notes to financial statement

China Transportation Acquisition Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 28, 2011	Period from August 14, 2009 (inception) to February 28, 2010	Period from August 14, 2009 (inception) to February 28, 2011
Cash Flows from Operating Activities:
Net loss	$ (22,769)	$ (8,532)	$ (31,961)
Adjustments to reconcile net loss to net cash from operating activities:
Other payables	22,769	8,532	31,961
Net Cash provided by Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$ 0	$ 0	$ 0

Supplemental disclosures of cash flow information:

Non-cash financing activities:

Subscription receivable for issuance of common stock    $25,000   $ 25,000

See accompanying notes to financial statement

China Transportation Acquisition Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S DEFICIENCY

See accompanying notes to financial statement

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholder's Deficit
Balance at Aug. 14, 2009	0	$ 0	$ 0	$ 0	$ 0	$ 0
Issuance of common stock	1,000,000	100	24,900	$ (25,000)	0	0
Net loss					(9,192)	(9,192)

Balance at May 31, 2010	1,000,000	100	24,900	(25,000)	(9,192)	(9,192)
Net Loss					(22,769)	(22,769)
Balance at February 28, 2011 (Unaudited)	1,000,000	$ 100	$ 24,900	$ (25,000)	$ (31,961)	$ (31,961)

China Transportation Acquisition Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2011

All amounts in US Dollar unless otherwise indicated

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet as of May 31, 2010 was derived from the audited financial statements included in the Company’s Form 10. These interim financial statements should be read in conjunction with that report.

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding from inception (August 14, 2009) to February 28, 2011.

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

3.

INCOME TAX

	As of February 28, 2011 (Unaudited)	As of May 31, 2010
Deferred tax assets consist of:
Net operating loss carry forward	$ 938	$ 81
Start-up costs capitalized for tax purposes	3,857	1,298
Gross deferred tax assets	4,795	1,379
Valuation allowance	$ (4,795)	$ (1,379)
Net deferred tax assets	$ 0	$ 0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of February 28, 2011, the Company has a net operating loss carry forward of $ 6,250 for tax purpose, which expires from 2029 to 2030.

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

On November 24, 2009, the Company issued 1,000,000 shares of common stock ( par value $0.0001 per share) to Elite Talent Limited for an aggregate purchase price of $25,000 which has not yet been paid.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Transportation Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

As of the date of this filing we have no funds in our treasury.  We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by or advanced to us by other investors or related third parties. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

The Company has had no assets since inception. The Company has $31,961 in current liabilities as of February 28, 2011, comprised of accrued expenses payable. This compares to the Company’s current liabilities equal to $9,192 as of May 31, 2010, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company had no cash flows for the nine months ended February 28, 2011, for the period from August 14, 2009 (Inception) to February 28, 2010, and for the cumulative period from August 14, 2009 (Inception) through February 28, 2011.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through February 28, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended February 28, 2011, the Company had a net loss of $4,553 and $22,769, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

For the three months ended February 28, 2010, the Company had no net loss.

For the period from August 14, 2009 (Inception) through February 28, 2010 and the cumulative period from August 14, 2009 (Inception) through February 28, 2011, the Company had a net loss of $8,532 and $31,961, respectively, comprised of legal accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 and the filing of the Company’s periodic reports.

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

As of February 28, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

      ----------

---------------

   *3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2009.

   *3.2

By-Laws.

    31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.

    31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.

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

                  CHINA TRANSPORTATION ACQUISITION CORP.

Dated: April 14, 2011

    By: /s/ Xie Le Shan________

          Xie Le Shan

                                                                                  President and Director

                      Principal Executive Officer

                      Principal Financial Officer

Exhibit 31.1

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Xie Le Shan, certify that:

1. I have reviewed this report on Form 10-Q of China Transportation Acquisition Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 14, 2011	/s/ Xie Le Shan_________ Xie Le Shan Principal Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Xie Le Shan, certify that:

1. I have reviewed this report on Form 10-Q of China Transportation Acquisition Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 14, 2011	/s/ Xie Le Shan________ Xie Le Shan Principal Financial Officer

Exhibit 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of China Transportation Acquisition Corp. (the "Company") on Form 10-Q for the period ended February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xie Le Shan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Xie Le Shan_____ Xie Le Shan Principal Executive Officer April 14, 2011

Exhibit 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of China Transportation Acquisition Corp. (the "Company") on Form 10-Q for the period ended February 28, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xie Le Shan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Xie Le Shan________ Xie Le Shan Principal Financial Officer April 14, 2011