Form 10-K
period 2011-05-31
China Transportation Acquisition Corp.
filed 2011-08-29
CIK 1486787

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54053

_______________________________________________

China Transportation Acquisition Corp.

 (Exact name of registrant as specified in its charter)

______________________________________________

Delaware                                                                                                                                          68-0679617

--------------------------------------                                                                                       --------------------------------------

 (State or other jurisdiction of                                                                                                    (I.R.S. Employer

incorporation or organization)                                                                                                   Identification No.)

9 Division Street, Apt. 201, New York, NY 10002

------------------------------------------------------------------------------------

(Address of principal executive offices)

(646) 717-8963 ---------------------------------------------------------- (Registrant’s telephone number, including area code)

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

-----------------------------------------

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]

Accelerated Filer                    [  ]

              Non-accelerated Filer     [  ]

Smaller Reporting Company [X]

   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No  [  ]

As of May 31, 2011, there were 40 non-affiliate holders of common stock of the Company.

  APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 26, 2011, there were 1,008,500 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Transportation Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

China Transportation Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on August 14, 2009 and maintains its principal executive office at 9 Division Street, Apt. 201, New York, NY 10002. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected May 31 as its fiscal year end.

The Company is currently a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management is currently contemplating a change of its business purpose to begin operations in the financial and strategic consulting industry; however, the Company does not have any definitive arrangement in place with respect to such change and there are no assurances that such change will occur. In the event the Company changes its business purpose and ceases to be a shell company, the Company may undertake efforts to cause a market to develop in its securities. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, the Company may acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company is currently contemplating a change of its business purpose as noted above; however, if such change does not occur, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. In the event the Company seeks a business combination, the Company intends that the target company will be in the transportation industry and located in China; however, it will not restrict its potential candidate target companies to this industry and/or location, or any other specific business or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities is undertaken by or under the supervision of the Company’s sole officer and director.  As of this date the Company has not entered into any definitive agreement with any party. Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)

Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)

Strength and diversity of management, either in place or scheduled for recruitment;

         (d)

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)

The extent to which the business opportunity can be advanced; and

         (g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that she will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of August 26, 2011, there were 41 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended May 31, 2011.

On June 15, 2011, the Company sold an aggregate of 8,500 shares of Common Stock at $3.00 per share to 40 individual investors for an aggregate purchase price equal to $25,500 pursuant to the terms and conditions contained in those certain subscription agreements (the “Subscription Agreement”) in an offering made to “non U.S.-Persons,” as defined in Rule 902 of Regulation S under the Securities Act of 1933, as amended (the “Act”).

Pursuant to the terms of the Subscription Agreement, each investor must deliver to the Company his or her purchase price by August 14, 2011. As of the date hereof, $4,500 of the aggregate purchase price has been received.

The sale of the shares was exempt from registration under the Act pursuant to Regulation S.  The Company made this determination based on representations made by each investor that, among other things, he is a “non U.S.-Person,” as defined in Rule 902 of Regulation S, he is acquiring the shares for investment purposes only and not with a view to distribute, he is not acquiring the shares as a result of any form of general solicitation or advertising, and he is outside the United States when receiving and executing his Subscription Agreement.

A copy of the form of Subscription Agreement is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2011 and incorporated herein by reference.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, the Company may acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company is currently contemplating a change of its business purpose to begin operations in the financial and strategic consulting industry; however, the Company does not have any definitive arrangement in place with respect to such change and there are no assurances that such change will occur. If such change does not occur, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. In the event the Company seeks a business combination, the Company intends that the target company will be in the transportation industry and located in China; however, it will not restrict its potential candidate target companies to this industry and/or location, or any other specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)

filing Exchange Act reports, and

(ii)     investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be advanced to us by third parties. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has had contact and discussions with representatives of other entities regarding a business combination with us; however, the Company has not entered into any agreements or understandings with respect to a business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of May 31, 2011 and 2010, the Company had no assets. The Company’s current liabilities as of May 31, 2011 totaled $36,850, comprised exclusively of other payables.  This compares with current liabilities of $9,192, comprised of other payables, as of May 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) to May 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended May 31, 2011, the Company had a net loss of $27,658, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in July 2010 and the Company’s periodic reports.

For the period from August 14, 2009 (Inception) to May 31, 2010, the Company had a net loss of $9,192, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company.

For the cumulative period from August 14, 2009 (Inception) to May 31, 2011, the Company had a net loss of $36,850, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation and filing of the Company’s Registration Statement on Form 10 in July 2010 and the Company’s periodic reports.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

CHINA TRANSPORTATION ACQUISITION CORP.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

        15

Financial Statements:

Balance Sheets as of May 31, 2011 and 2010

16

Statements of Operations for the Year Ended May 31, 2011,

17

the Period from August 14, 2009 (Inception) to May 31, 2010 and the

Cumulative Period from August 14, 2009 (Inception) to May 31, 2011

Statements of Cash Flows for the Year Ended May 31, 2011,

18

the Period from August 14, 2009 (Inception) to May 31, 2010 and the

Cumulative Period from August 14, 2009 (Inception) to May 31, 2011

Statement of Stockholders’ Deficit from August 14, 2009 (Inception)

19

       to May 31, 2011

Notes to Financial Statements

    20-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Transportation Acquisition Corp

(A Development Stage Company)

Guangzhou, China

We have audited the accompanying balance sheets of China Transportation Acquisition Corp (A Development Stage Company) as of May 31, 2011 and 2010, and  the related statements of operations, changes in stockholder’s deficit and cash flows for the year ended May 31, 2011, the period from inception (August 14, 2009) to May 31, 2010 and the period from inception (August 14, 2009) to May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying balance sheets, at May 31, 2011 the Company’s liabilities exceeded its current assets by $36,850 and the Company has not generated any revenues from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Transportation Acquisition Corp (A Development Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended May 31, 2011, the period from inception (August 14, 2009) to May 31, 2010, and the period from inception (August 14, 2009) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

July 22, 2011

China Transportation Acquisition Corp.

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2011	May 31, 2010

ASSETS
Current Assets	$ 0	$ 0
Total Assets	$ 0	$ 0
LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities
Other payables	$ 36,850	$ 9,192
Total Liabilities	36,850	9,192
Stockholder's Deficit
Preferred Stock- $0.0001 par value; 10,000,000 authorized shares; 0 shares outstanding	0	0
Common Stock- $0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Additional Paid-in capital	24,900	24,900
Subscription Receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(36,850)	(9,192)
Total Stockholder's Deficit	(36,850)	(9,192)
Total Liabilities and Stockholder's Deficit	$ 0	$ 0

See accompanying notes to financial statements.

China Transportation Acquisition Corp.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	Year Ended May 31, 2011	Period from August 14, 2009 (inception) to May 31, 2010	Cumulative from August 14, 2009 (inception) to May 31, 2011
Expenses
General and administrative expenses	$ 27,658	$ 9,192	$ 36,850
Total expenses	27,658	9,192	36,850
Net Loss	$ (27,658)	$ (9,192)	$ (36,850)
Basic and diluted net loss per share	$ (0.03)	$ (0.01)	$ -
Weighted-Average
Common Shares	1,000,000	648,276	-
Outstanding

See accompanying notes to financial statements.

China Transportation Acquisition Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2011	Period from August 14, 2009 (inception) to May 31, 2010	Cumulative from August 14, 2009 (inception) to May 31, 2011
Cash Flows from Operating Activities:
Net loss	$ (27,658)	$ (9,192)	$ (36,850)
Adjustments to reconcile net loss to net cash from operating activities:
Other payables	27,658	9,192	36,850
Net Cash provided by Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$ 0	$ 0	$ 0

Supplemental disclosures of cash flow information:

Non-cash financing activities:

 Subscription receivable for issuance of common stock      $25,000                  $   25,000

See accompanying notes to financial statements.

China Transportation Acquisition Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from August 14, 2009 (inception) to May 31, 2011

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholder's Deficit
Stockholder's Deficiency
Balance at Aug. 14, 2009	0	$ 0	$ 0	$ 0	$ 0	$ 0
Issuance of common stock	1,000,000	100	24,900	$ (25,000)	0	0
Net loss					(9,192)	(9,192)

Balance at May 31, 2010	1,000,000	100	24,900	(25,000)	(9,192)	(9,192)
Net Loss					(27,658)	(27,658)
Balance at May 31, 2011	1,000,000	$ 100	$ 24,900	$ (25,000)	$ (36,850)	$ (36,850)

See accompanying notes to financial statements.

China Transportation Acquisition Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

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

Basis of Accounting

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

Start-Up Costs

Start-up costs, including organization costs, are expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at the balance sheet dates.

Fair Value of Financial Instruments

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

The carrying amounts reported in the financial statements for current liabilities approximate fair value due to the short-term nature of these financial instruments.

3.

INCOME TAX

	May 31, 2011	May 31, 2010
Deferred tax assets consist of:
Net operating loss carry forward	$ 1,214	$ 81
Start-up costs capitalized for tax purposes	4,314	1,298
Gross deferred tax assets	5,528	1,379
Valuation allowance	$ (5,528)	$ (1,379)
Net deferred tax assets	$ 0	$ 0

No provision for income taxes has been made for the year ended May 31, 2011 and the period from inception (August 14, 2009) to May 31, 2010 due to the company providing a full valuation allowance of the losses sustained for the periods.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the deferred tax assets because it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2011, the Company had approximately $8,000 of net operating loss carry forwards (“NOL”) for income tax purposes available to offset future federal income tax. The NOL’s may be subject to limitations under Internal Revenue Code 382 should there be a greater than 50% ownership change as determined under the regulations.

4.

STOCKHOLDERS’ DEFICIENCY

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

6.

SUBSEQUENT EVENT

On June 15, 2011, the Company sold an aggregate 8,500 shares of its common stock to 40 individual investors for total $25,500. As a post-closing deliverable, each investor must deliver to the Company his or her purchase price by August 14, 2011, and the Company will deliver a stock certificate representing the purchased shares as soon as practical.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Company’s management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The Company has no employees and its sole officer and director who has bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on an evaluation of our internal control over financial reporting as of May 31, 2011, the Company’s sole officer and director has concluded that, as of that date, the Company’s internal control over financial reporting were not effective for the purposes described above.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, or other commencement of operation, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
Xie Le Shan	42	President, Secretary and Director

Xie Le Shan, our President, Secretary and Director since inception (August 14, 2009), has held various positions with Beijing YaZhu Real Estate Development Corporation since June, 2004. From June 2004 to May 2006, Mr. Xie served as the Marketing Manager engaged in real estate project marketing planning and sales management work. From June 2006 to May 2007, he served as the senior marketing manager and independently engaged in the auspices of real estate sales and management. From June 2007 to present, Mr. Xie has served as the head of the marketing department and is engaged in large-scale residential projects and commercial real estate planning work. Beijing YaZhu Real Estate Development Corporation engages in the development of residential and commercial properties in Northern China. Mr. Xie received his bachelor degree in Physics from Jinan University and received his master degree in Finance from Sun Yat-sen University. Mr. Shan’s experience as an executive in China will be beneficial to the Company as it seeks a business combination with an entity located in China.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

(e)   Prior Blank Check Company Experience.

Certain fees and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s formation, registration of Form 10 and Exchange filings have been advanced to the Company by Guangdong Wealth and Guangdong SME. Each of Guangdong Wealth and Guangdong SME seek to assist small and medium sized businesses in China go public. Guangdong SME and Guangdong Wealth may each be deemed promoters of several other current or former blank check companies as listed below, as they have advanced funds on behalf of each of the named entities for the payment of certain fees and expenses related to the filing of the companies’ registration statements on Form 10 and required Exchange Act filings.

Name	Filing Date Registration Statement	SEC File Number	Operating Status	Pending Business Combinations
China Food and Beverage Acquisition Corp.	November 23, 2009	000-53840	Effective January 25, 2010	None.
China Real Estate Acquisition Corp.	December 2, 2009	000-53842	Effective February 1, 2010	Completed April 28, 2010
China Education Acquisition Corp.	December 23, 2009	000-53857	Effective February 22,2010	None.
China High Technology Acquisition Corp.	December 23, 2009	000-53858	Effective February 22, 2010	None.
China Manufacturing Acquisition Corp. III	July 29, 2010	000-54054	Effective September 29, 2010	None.
China Clean Energy Acquisition Corp.	July 29, 2010	000-54052	Effective September 29, 2010	None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended May 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Company’s sole officer and director acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to executive officers and directors during the fiscal years ended May 31, 2010 and 2011 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Xie Le Shan President, Secretary and Director	2011 2010	None None	None None	None None	None None	None None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s sole officer and director. The Company’s sole officer and director has not received any cash or other compensation since inception. She will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar functions; therefore, it does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)

The following tables set forth certain information as of August 26, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Elite Talent Limited Room 2202, China Mayors Plaza 189 Tian He Road Guangzhou, PRC	1,000,000	99.16%
Xie Le Shan (1) Room 807, 439#, CheBei Road Tian He District Guangzhou, PRC	1,000,000 (2)	99.16%
All Directors and Officers as a Group (1 individual)	1,000,000	99.16%

-----------

(1)

Xie Le Shan serves as the sole officer and director of the Company.

(2)

Includes 1,000,000 shares of Common Stock owned of record by Elite Talent Limited. Xie Le Shan, as the sole officer, director and shareholder of Elite Talent Limited, may be deemed to be the indirect beneficial owner of the securities held of record by Elite Talent Limited, since he has sole voting and investment control over such securities.

(b)

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its management at no cost.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent, and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is, or at any time during the past three years was, employed by the Company. Under such definition our sole officer and director would not be considered an independent director.

Item 14.  Principal Accounting Fees and Services

Paritz & Company, P.A. (“Paritz”) is the Company’s independent public accounting firm.

Audit Fees

The aggregate fees billed by Paritz for professional services rendered for the audit of our annual financial statements were $3,000 and $3,000 respectively, for the fiscal years ended May 31, 2011 and May 31, 2010.

Audit-Related Fees

There were no fees billed by Paritz for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended May 31, 2011 and May 31, 2010.

Tax Fees

The aggregate fees billed by Paritz for professional services for tax compliance, tax advice, and tax planning were $550 for the fiscal year ended May 31, 2011 and $0 for the fiscal year ended May 31, 2010.

All Other Fees

There were $4,500 and $0 fees billed by Paritz for the review of our quarterly financial statements and 10Q for the fiscal years ended May 31, 2011 and May 31, 2010.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement

Page

Index to Financial Statements

14

Report of Independent Registered Public Accounting Firm

15

Balance Sheets

16

Statements of Operations

17

Statements of Cash Flows

18

Statement of Changes in Stockholders' Equity (Deficit)

19

Notes to Financial Statements

20-23

---------------

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit

Description

-------

-----------

*3.1

Certificate of Incorporation

*3.2

By-laws

**10.1

Form of Subscription Agreement

    31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2011

    31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2011

    32.1

Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 32.2               Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350,

             as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 *

Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on December 23, 2009, and incorporated herein by this reference.

**

Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the SEC on June 21, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TRANSPORTATION ACQUISITION CORP.

Date: August 29, 2011	/s/ Xie Le Shan Xie Le Shan President Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title

Date

/s/  Xie Le Shan

President and Sole Director

       August 29, 2011

Xie Le Shan

Exhibit 31.1

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Xie Le Shan, certify that:

1.  I have reviewed this report on Form 10-K of China Transportation Acquisition Corp.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

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

c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in registrant’s internal control over financial reporting the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 29, 2011	/s/ Xie Le Shan Xie Le Shan Principal Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Xie Le Shan, certify that:

1. I have reviewed this report on Form 10-K of China Transportation Acquisition Corp.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

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

c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in registrant’s internal control over financial reporting the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 29, 2011	/s/ Xie Le Shan Xie Le Shan Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Transportation Acquisition Corp. (the "Company") on Form 10-K for the fiscal year ended May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xie Le Shan, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Xie Le Shan Xie Le Shan Principal Executive Officer August 29, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Transportation Acquisition Corp. (the "Company") on Form 10-K for the fiscal year ended May 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Xie Le Shan, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Xie Le Shan Xie Le Shan Principal Financial Officer August 29, 2011